Form 10-K
period 2014-03-31
Nissan Auto Receivables 2011-A Owner Trust
filed 2014-06-27
CIK 1517598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Date:     June 27, 2014

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